Form 10-Q
period 2026-03-31
Lake Superior Acquisition Corp
filed 2026-05-13
CIK 2043508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 13, 2026, 15,693,333 Class A ordinary shares, including Class A ordinary shares underlying the units, and 3,833,333 Class B ordinary shares were issued and outstanding.

LAKE SUPERIOR ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

LAKE SUPERIOR ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	As of March 31,	As of December 31,
	2026	2025
Assets	(Unaudited)	(Audited)
Cash	$184,009	$485,927
Prepaid expenses	85,500	74,250
Total current assets	269,509	560,177

Investments held in Trust Account	117,048,660	116,026,206
Total Assets	$117,318,169	$116,586,383

Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Due to related party	$57,742	$27,742
Accounts payable and accrued expenses	71,745	6,193
Promissory note - related party	94,360	94,360
Total current liabilities	223,847	128,295
Deferred underwriting fee payable	4,600,000	4,600,000
Total Liabilities	4,823,847	4,728,295

Commitments and Contingencies (Note 6)

Class A ordinary shares, no par value; 200,000,000 shares authorized; 11,500,000 shares subject to possible redemption at redemption value of $10.18 and 10.09 per share as of March 31, 2026 and December 31, 2025, respectively	117,048,660	116,026,206

Shareholders’ Deficit:
Preference shares, no par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 200,000,000 shares authorized; 360,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 3,833,333 shares issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(4,554,338)	(4,168,118)
Total shareholders’ deficit	(4,554,338)	(4,168,118)
Total Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$117,318,169	$116,586,383

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAKE SUPERIOR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$386,220	48,264
Loss from Operations	(386,220)	(48,264)
Other income:
Interest earned on investments held in Trust Account	1,022,454	—
Income (loss) before income taxes	636,234	(48,264)
Income taxes provision	—	—
Net Income (Loss)	$636,234	(48,264)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	11,500,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.04	—
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption(1)	4,193,333	3,333,333
Basic and diluted net income (loss) per share, Class A and Class B ordinary shares not subject to redemption	$0.04	(0.01)

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

LAKE SUPERIOR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares(1)	Amount	capital	deficit	deficit
Balance as of January 1, 2026	360,000	$—	3,833,333	$—	$—	$(4,168,118)	$(4,168,118)
Subsequent measurement of ordinary shares subject to redemption (interest earned on Investments held in Trust Account)	—	—	—	—	—	(1,022,454)	(1,022,454)
Net income	—	—	—	—	—	636,234	636,234
Balance as of March 31, 2026	360,000	$—	3,833,333	$—	$—	$(4,554,338)	$(4,554,338)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares (1)	Amount	Capital	Deficit	Deficit
Balance–December 31, 2024	3,833,333	$-	$25,000	$(62,691)	$(37,691)
Net loss	-	-	-	(48,264)	(48,264)
Balance–March 31, 2025	3,833,333	$-	$25,000	$(110,955)	$(85,955)

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

LAKE SUPERIOR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$636,234	$(48,264)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,022,454)	-
Changes in operating assets and liabilities:		-
Prepaid expenses	(11,250)	-
Accrued administrative expenses due to related party	30,000	-
Accounts payable and accrued expenses	65,552	15,481
Net cash used in operating activities	(301,918)	(32,783)

Cash Flows from Financing Activities:
Payment of deferred offering costs	-	(47,578)
Net cash used in financing activities	-	(47,578)

Net change in cash	(301,918)	(80,361)
Cash, Beginning of period	485,927	129,309
Cash, End of the period	$184,009	$48,948

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A ordinary share to redemption value	$1,022,454	$—
Deferred offering costs included in accrued expenses	$-	$7,128

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

As of March 31, 2026, the Company had not commenced any operations. For the period from March 19, 2024 (inception) through March 31, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (the “IPO”) as defined below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of dividends and/or interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Pursuant to the Business Combination Agreement, the Parties will cause the Company to be merged with Merger Sub, the separate corporate existence of Merger Sub shall cease and the Company shall continue as the surviving corporation and a wholly-owned subsidiary of Purchaser (the “Initial Merger”). As a result of the Initial Merger, (i) each issued and outstanding ordinary share of the Company will convert into the right to receive one ordinary share of the Purchaser (the “Purchaser Shares”); (ii) each unit of the Company shall convert into the right to receive one unit of the Purchaser, comprised of one Purchaser Share and one right to receive one-seventh of one Purchaser Share upon the Closing (each a “Purchaser Right”); and (iii) each right of the Company shall be converted into the right to receive one Purchaser Right. Following the Initial Merger, the Company and the Purchaser will cause the Company to liquidate, such that all assets of the Company are, or shall be, transferred to the Purchaser and all liabilities of the Company are, or shall be, assumed by the Purchaser (the “Liquidation”). Additionally, the Company will cause all of its contracts to be assigned to and assumed by the Purchaser. Following the Initial Merger, the Seller will contribute all of the issued and outstanding equity securities of OMG (the “OMG Shares”) to the Purchaser in exchange for approximately 30,000,000 Purchaser Shares (the “Exchange Consideration”), which shares shall have a deemed value of $10.00 per share for the purposes of all calculations and adjustments under the Business Combination Agreement, with such Exchange Consideration subject to adjustment based on OMG’s net indebtedness, working capital, and indemnification obligations following the Closing as detailed in the Business Combination Agreement (the “Acquisition Contribution and Exchange”). Further, in addition to the Exchange Consideration, up to an additional 70,000,000 Purchaser Shares may be paid to the Seller based on certain milestone following the Closing as detailed in the Business Combination Agreement (the “Milestone Shares”). The Initial Merger, the Acquisition Contribution and Exchange and the other transactions to be consummated under the Merger Agreement are collectively referred to as the “Business Combination.”

The agreement may be terminated under customary circumstances, including mutual consent, failure to close by December 31, 2026, failure to obtain shareholder approval, uncured material breach, or issuance of a final governmental order prohibiting the transaction.

Going Concern Consideration

As of March 31, 2026, the Company had $184,009 in cash and a working capital of $45,662. The Company currently has until April 8, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statement. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed financial statements do not include any adjustments that might result from outcome of these uncertainties.

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

As a result of these circumstances and the ongoing geopolitical conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed financial statements are presented in U.S. Dollars have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The unaudited condensed financial statements should be read in conjunction with the Company’s audited financials included in the Form 10K filed with the SEC on February 11, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $184,009 and $485,927 in cash and none in cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

During the three months ended March 31, 2026 and 2025, interest earned on investments held in Trust Account amounted to $1,022,454 and $0, respectively. As of March 31, 2026 and December 31, 2025, the Company had $117,048,660 and $116,026,206, respectively, in investments held in Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts as of March 31, 2026 and December 31, 2025.

Offering Costs Associated with Initial Public Offering

Offering costs were $7,370,254, consisting of $2,300,000 underwriting commissions, 4,600,000 of deferred underwriting fee, and $470,254 of other offering costs that are directly related to the IPO and charged to shareholders’ deficit upon the completion of the IPO. The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs were allocated to the Public Rights issued in the IPO on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Rights were charged to shareholders’ equity, based on the classification of underlying financial instruments, upon the completion of the IPO.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Class A ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 11,500,000 ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

As of March 31, 2026, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Share Rights	(4,830,000)
Class A ordinary shares issuance costs	(7,060,703)
Plus:
Remeasurement of carrying value to redemption value	12,916,909
Class A ordinary shares subject to possible redemption, December 31, 2025	$116,026,206
Plus:
Remeasurement of carrying value to redemption value	1,022,454
Class A ordinary shares subject to possible redemption, March 31, 2026	$117,048,660

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of March 31, 2026 and March 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended March 31,
	2026	2025
Net income (loss)	$636,234	$(48,264)

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$466,229	$170,005	$—	$(48,264)

Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	4,193,333	—	3,333,333
Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$—	$(0.01)

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 3 — Initial Public Offering

On October 8, 2025, the Company sold 11,500,000 Units (including full exercise of the over-allotment option of 1,500,000 units), at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share with no par value and one-seventh (1/7) of one right (“Public Right”). Each Public Right will convert into one Class A ordinary share upon the consummation of a Business Combination.

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

As of March 31, 2026, there were 3,833,333 Founder Shares issued and outstanding; no shares are subject to forfeiture ss a result of the underwriter’s full excise of its over-allotment option on October 8, 2025.

Promissory Note — Related Party

On September 18, 2024 and June 13, 2025, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 and $100,000, respectively, to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). Both notes were amended effective September 17, 2025, extending their respective due dates to September 17, 2026. The Promissory Note is unsecured, interest-free and due on the earlier of: (i) September 17, 2026, or (ii) the date on which the Company closes the IPO, or (iii) the date on which the Company determines to not proceed with such offering. The loans were partially repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of March 31, 2026 and December 31, 2025, $94,360 were outstanding under the Promissory Note, for both periods.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per Unit at the option of the lender. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. For the three months ended March 31, 2026 and 2025, the Company incurred $30,000 and $0 in administrative service fees, respectively, and accrued $57,742 and $27,742 as of March 31, 2026 and December 31, 2025, respectively.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares issued and outstanding as of the effective date of the IPO, as well as the holders of the Private Placement Units, Class A Ordinary Shares and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any shares of ordinary shares issuable upon conversion of the underlying the private placement rights), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the registration statement. The holders of a majority of these securities are entitled to make demands that the Company register such securities. Both the holders of the Founder Shares and the holders of the Private Placement Units as well as shares issued in payment of working capital loans made to the Company, if applicable, will have the ability to elect to exercise these registration rights at any time after the consummation of an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares with no par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares with no par value. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 360,000 Class A ordinary shares issued or outstanding, excluding 11,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. Holders of Class B ordinary shares are entitled to one vote for each share. On September 9, 2024, the Company issued 5,750,000 shares Class B ordinary shares with no par value to the Sponsor for an aggregated consideration of $25,000, or approximately $0.0043 per ordinary share. In March 2025, the Sponsor reduced the purchase of ordinary shares from 5,750,000 to 3,833,333 shares for $25,000, including an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent approximately 25% of the outstanding shares upon completion of this offering. As of March 31, 2026 and December 31, 2025, there were 3,833,333 Class B ordinary shares issued and outstanding; no shares are subject to forfeiture as a result of the underwriter’s full exercise of its over-allotment option on October 8, 2025.

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$117,048,660	$117,048,660	—	—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$116,026,206	$116,026,206	—	—

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements.

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

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics included in total assets, which include the following:

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$386,220	$(48,264)
Interest earned on investments held in Trust Account	$1,022,454	$—

Note 10 — Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Pursuant to the Business Combination Agreement, the Parties will cause the Company to be merged with Merger Sub, the separate corporate existence of Merger Sub shall cease and the Company shall continue as the surviving corporation and a wholly-owned subsidiary of Purchaser (the “Initial Merger”). As a result of the Initial Merger, (i) each issued and outstanding ordinary share of the Company will convert into the right to receive one ordinary share of the Purchaser (the “Purchaser Shares”); (ii) each unit of the Company shall convert into the right to receive one unit of the Purchaser, comprised of one Purchaser Share and one right to receive one-seventh of one Purchaser Share upon the Closing (each a “Purchaser Right”); and (iii) each right of the Company shall be converted into the right to receive one Purchaser Right. Following the Initial Merger, the Company and the Purchaser will cause the Company to liquidate, such that all assets of the Company are, or shall be, transferred to the Purchaser and all liabilities of the Company are, or shall be, assumed by the Purchaser (the “Liquidation”). Additionally, the Company will cause all of its contracts to be assigned to and assumed by the Purchaser. Following the Initial Merger, the Seller will contribute all of the issued and outstanding equity securities of OMG (the “OMG Shares”) to the Purchaser in exchange for approximately 30,000,000 Purchaser Shares (the “Exchange Consideration”), which shares shall have a deemed value of $10.00 per share for the purposes of all calculations and adjustments under the Business Combination Agreement, with such Exchange Consideration subject to adjustment based on OMG’s net indebtedness, working capital, and indemnification obligations following the Closing as detailed in the Business Combination Agreement (the “Acquisition Contribution and Exchange”). Further, in addition to the Exchange Consideration, up to an additional 70,000,000 Purchaser Shares may be paid to the Seller based on certain milestone following the Closing as detailed in the Business Combination Agreement (the “Milestone Shares”). The Initial Merger, the Acquisition Contribution and Exchange and the other transactions to be consummated under the Merger Agreement are collectively referred to as the “Business Combination.”

The agreement may be terminated under customary circumstances, including mutual consent, failure to close by December 31, 2026, failure to obtain shareholder approval, uncured material breach, or issuance of a final governmental order prohibiting the transaction.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we have not generated any operating revenue until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended March 31, 2026, we had a net income of $636,234, which consisted of interest earned on investments held in Trust Account of $1,022,454 offset by general and administrative expenses of $386,220.

For the three months ended March 31, 2025, we had a net loss of $48,264, all of which consisted of general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2026, we had $184,009 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes.

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

As of March 31, 2026, we had $184,009 and a working capital of $45,662. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of its financing and acquisition plans. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until April 8, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported expenses during the reporting period.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Class A ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 11,500,000 ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and charge to accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

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

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of March 31, 2026 and March 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

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

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LAKE SUPERIOR ACQUISITION CORP.

Date: May 13, 2026	By:	/s/ Edward Cong Wang
	Name:	Edward Cong Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

