Form 10-Q
period 2026-06-30
Lake Superior Acquisition Corp
filed 2026-08-13
CIK 2043508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of August 13, 2026, 15,693,333 Class A and B ordinary shares, including Class A ordinary shares underlying the units, were issued and outstanding.

LAKE SUPERIOR ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAKE SUPERIOR ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
Assets	(Unaudited)	(Audited)
Cash	$135,803	$485,927
Prepaid expenses	49,750	74,250
Total current assets	185,553	560,177

Investments held in Trust Account	118,084,160	116,026,206
Total Assets	$118,269,713	$116,586,383

Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Due to related party	$44,514	$—
Due to related party- administrative fee	87,742	27,742
Accounts payable and accrued expenses	95,797	6,193
Promissory note - related party	94,360	94,360
Total current liabilities	322,413	128,295

Deferred underwriting fee payable	4,600,000	4,600,000
Total Liabilities	4,922,413	4,728,295

Commitments and Contingencies (Note 6)

Class A ordinary shares, no par value; 200,000,000 shares authorized; 11,500,000 shares subject to possible redemption at redemption value of $10.27 and 10.09 per share as of June 30, 2026 and December 31, 2025, respectively	118,084,160	116,026,206

Shareholders’ Deficit:
Preference shares, no par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 200,000,000 shares authorized; 360,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 3,833,333 shares issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(4,736,860)	(4,168,118)
Total shareholders’ deficit	(4,736,860)	(4,168,118)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$118,269,713	$116,586,383

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LAKE SUPERIOR ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

General and administrative expenses	$182,522	$61,535	$568,742	$109,799
Loss from Operations	(182,522)	(61,535)	(568,742)	(109,799)
Other income:
Interest earned on investments held in Trust Account	1,035,500	—	2,057,954	—
Income (loss) before income taxes	852,978	(61,535)	1,489,212	(109,799)
Income taxes provision	—	—	—	—
Net Income (Loss)	$852,978	$(61,535)	$1,489,212	$(109,799)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	11,500,000	—	11,500,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	—	0.09	—
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	4,193,333	3,333,333 (1)	4,193,333	3,333,333 (1)
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B ordinary shares	$0.05	$(0.02)	$0.09	$(0.03)

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

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LAKE SUPERIOR ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares				Additional		Total
	Class A		Class B(1)		Paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	360,000	$—	3,833,333	$—	$—	$(4,168,118)	$(4,168,118)
Subsequent measurement of ordinary shares subject to redemption (interest earned on investments held in Trust Account)	—	—	—	—	—	(1,022,454)	(1,022,454)
Net income	—	—	—	—	—	636,234	636,234
Balance as of March 31, 2026	360,000	$—	3,833,333	$—	$—	$(4,554,338)	$(4,554,338)
Subsequent measurement of ordinary shares subject to redemption (interest earned on investments held in Trust Account)	—	—	—	—	—	(1,035,500)	(1,035,500)
Net income	—	—	—	—	—	852,978	852,978
Balance as of June 30, 2026	360,000	$—	3,833,333	$—	$—	$(4,736,860)	$(4,736,860)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B (1)		Paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	—	$—	3,833,333	$—	$25,000	$(62,691)	$(37,691)
Net loss	—	—	—	—	—	(48,264)	(48,264)
Balance as of March 31, 2025	—	$—	3,833,333	$—	$25,000	$(110,955)	$(85,955)
Net income	—	—	—	—	—	(61,535)	(61,535)
Balance as of June 30, 2025	—	$—	3,833,333	$—	$25,000	$(172,490)	$(147,490)

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

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LAKE SUPERIOR ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,489,212	$(109,799)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operating costs by related party	44,514
Interest earned on investments held in Trust Account	(2,057,954)	-
Changes in operating assets and liabilities:		-
Prepaid expenses	24,500	-
Accrued administrative expenses due to related party	60,000	-
Accounts payable and accrued expenses	89,604	36,050
Net cash used in operating activities	(350,124)	(73,749)

Cash Flows from Financing Activities:
Payment of deferred offering costs	-	(68,119)
Proceeds from promissory note- related party	-	100,000
Repayment of related party advance	-	(7,045)
Net cash provided by financing activities	-	24,836

Net change in cash	(350,124)	(48,913)
Cash, Beginning of period	485,927	129,309
Cash, End of the period	$135,803	$80,396

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A ordinary share to redemption value	$2,057,954	$—
Deferred offering costs included in accrued expenses	$-	$16,200

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LAKE SUPERIOR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2026, the Company had not commenced any operations. For the period from March 19, 2024 (inception) through June 30, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (the “IPO”) as defined below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of dividends and/or interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Subsidiaries

On February 4, 2026, Openmarkets Group International Limited (“OGIL”), a wholly owned subsidiary of the Company, was incorporated as an Australian public company. OMG Merger Sub Ltd. (“Merger Sub”), a wholly owned subsidiary of OGIL and a British Virgin Islands business company was formed on February 25, 2026.  Both OGIL and Merger Sub were formed solely for the contemplated business combination and have no principal operations or revenue-generating activities.

Going Concern Consideration

As of June 30, 2026, the Company had $135,803 in cash and a working capital deficit of $136,860. The Company currently has until April 8, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statement. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed consolidated financial statements do not include any adjustments that might result from outcome of these uncertainties.

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

As a result of these circumstances and the ongoing geopolitical conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financials included in the Form 10K filed with the SEC on February 11, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

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

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

Use of Estimates

In preparing these unaudited condensed consolidated financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $135,803 and $485,927 in cash and none in cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

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

During the three and six months ended June 30, 2026, interest earned on investments held in Trust Account amounted to $1,035,500 and $2,057,954, respectively. There was no interest earned on investments held in Trust Account for both corresponding periods in 2025. As of June 30, 2026 and December 31, 2025, the Company had $118,084,160 and $116,026,206, respectively, in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts as of June 30, 2026 and December 31, 2025.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Class A ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 11,500,000 ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

As of June 30, 2026, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Share Rights	(4,830,000)
Class A ordinary shares issuance costs	(7,060,703)
Plus:
Remeasurement of carrying value to redemption value	12,916,909
Class A ordinary shares subject to possible redemption, December 31, 2025	$116,026,206
Plus:
Remeasurement of carrying value to redemption value	2,057,954
Class A ordinary shares subject to possible redemption, June 30, 2026	$118,084,160

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of June 30, 2026 and 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$852,978	$(61,535)	$1,489,212	$(109,799)

	For the Three Months Ended June 30,
	2026		2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$625,058	$227,920	$-	$(61,535)

Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	4,193,333	—	3,333,333
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$-	$(0.02)

	For the Six Months Ended June 30,
	2026		2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,091,287	$397,925	$-	$(109,799)

Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	4,193,333	—	3,333,333
Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$-	$(0.03)

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the applicability of interim reporting guidance under ASC 270 and reorganizes interim disclosure requirements into a centralized framework. The amendments also introduce a disclosure principle requiring entities to disclose material events and changes occurring since the most recent annual reporting period. The guidance is effective for interim periods within fiscal years beginning after December 15, 2027 for public business entities, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on its condensed consolidated financial statements and related disclosures.

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

In March 2025, the Sponsor reduced the purchase of ordinary shares which have been retroactively adjusted from 5,750,000 to 3,833,333 shares for $25,000, including an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

As of June 30, 2026, there were 3,833,333 Founder Shares issued and outstanding; no shares are subject to forfeiture ss a result of the underwriter’s full excise of its over-allotment option on October 8, 2025.

Due to Related Party

The Sponsor has provided funding to cover certain working capital costs for the Company. As of June 30, 2026 and December 31, 2025, $44,514 and $0 were outstanding, respectively. The amount is unsecured, interest-free and due on demand.

Promissory Note — Related Party

On September 18, 2024 and June 13, 2025, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 and $100,000, respectively, to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). Both notes were amended effective September 17, 2025, extending their respective due dates to September 17, 2026. The Promissory Note is unsecured, interest-free and due on the earlier of: (i) September 17, 2026, or (ii) the date on which the Company closes the IPO, or (iii) the date on which the Company determines to not proceed with such offering. The loans were partially repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of June 30, 2026 and December 31, 2025, $94,360 were outstanding under the Promissory Note, for both periods.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per Unit at the option of the lender. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. The Company incurred $30,000 and $0 for the three months ended June 30, 2026 and 2025, respectively, and $60,000 and $0 for the six months ended June 30, 2026 and 2025, respectively. The Company accrued $87,742 and $27,742 as of June 30, 2026 and December 31, 2025, respectively.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares issued and outstanding as of the effective date of the IPO, as well as the holders of the Private Placement Units, Class A Ordinary Shares and any units of the Company’s insiders, officers, directors or their affiliates may be issued upon conversion of working capital loans and extension loans made to the Company (and any shares of ordinary shares issuable upon conversion of the underlying the private placement rights), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the registration statement. The holders of a majority of these securities are entitled to make demands that the Company register such securities. Both the holders of the Founder Shares and the holders of the Private Placement Units as well as units issuable upon conversion of working capital loans made to the Company, if applicable, will have the ability to elect to exercise these registration rights at any time after the consummation of an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares with no par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no shares of preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares with no par value. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 360,000 Class A ordinary shares issued or outstanding, excluding 11,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. Holders of Class B ordinary shares are entitled to one vote for each share. On September 9, 2024, the Company issued 5,750,000 shares Class B ordinary shares with no par value to the Sponsor for an aggregated consideration of $25,000, or approximately $0.0043 per ordinary share. In March 2025, the Sponsor reduced the purchase of ordinary shares from 5,750,000 to 3,833,333 shares for $25,000, including an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent approximately 25% of the outstanding shares upon completion of this offering. As of June 30, 2026 and December 31, 2025, there were 3,833,333 Class B ordinary shares issued and outstanding; no shares are subject to forfeiture as a result of the underwriter’s full exercise of its over-allotment option on October 8, 2025.

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$118,084,160	$118,084,160	—	—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$116,026,206	$116,026,206	—	—

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

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics included in total assets, which include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$182,522	$61,535	$568,742	$109,799
Interest earned on investments held in Trust Account	$1,035,500	$-	$2,057,954	$-

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses and interest earned on investments held in Trust Account. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Interest earned on investments held in Trust Account are reviewed to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Note 10 — Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “LKSP”, “our”, “we,” “us” or the “Company” refer to Lake Superior Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Lake Superior Investments LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

For the three months ended June 30, 2026, we had a net income of $852,978, which consisted of interest earned on investments held in Trust Account of $1,035,500, partially offset by general and administrative expenses of $182,522.

For the three months ended June 30, 2025, we had a net loss of $61,535, all of which consisted of general and administrative expenses.

For the six months ended June 30, 2026, we had a net income of $1,489,212, which consisted of interest earned on investments held in Trust Account of $2,057,954, partially offset by general and administrative expenses of $568,742.

For the six months ended June 30, 2025, we had a net loss of $109,799, all of which consisted of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2026, we had $135,803 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes.

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

As of June 30, 2026, we had $135,803  and a working capital deficit $136,860. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of its financing and acquisition plans. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until April 8, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

In preparing these unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. We have not identified any critical accounting estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Class A ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 11,500,000 ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and charge to accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of June 30, 2026 and 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the applicability of interim reporting guidance under ASC 270 and reorganizes interim disclosure requirements into a centralized framework. The amendments also introduce a disclosure principle requiring entities to disclose material events and changes occurring since the most recent annual reporting period. The guidance is effective for interim periods within fiscal years beginning after December 15, 2027 for public business entities, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on its condensed consolidated financial statements and related disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LAKE SUPERIOR ACQUISITION CORP.

Date: August 13, 2026	By:	/s/ Edward Cong Wang
	Name:	Edward Cong Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Ziqi Zhao
	Name:	Ziqi Zhao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

