Form 10-K/A
period 2025-12-31
Lake Superior Acquisition Corp
filed 2026-11-03
CIK 2043508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K is being filed by Lake Superior Acquisition Corp. (the “Company,” “we,” “our” or “us”) to amend the Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2026 (the “Form 10-K”). The purpose of this Amendment is to amend the Form 10-K and to clarify the terms currently contemplated by the Company, the Sponsor, certain affiliates of the Sponsor and certain directors and officers of the Company (collectively, the “Potential Lenders”) with respect to any working capital loans that may be made to the Company. In connection with the Company’s initial public offering (“IPO”), the Company and the Potential Lenders contemplated that, if any Potential Lender were to make working capital loans to the Company, up to $1,500,000 of such loans could be converted, at the option of the applicable lender, into Class A ordinary shares of the Company at a price of $10.00 per share upon the consummation of the Company’s initial business combination. Following the consummation of the Company’s IPO and as a result of further negotiations between the Company and the Potential Lenders, the parties currently contemplate that, if any such working capital loans are made, up to $1,500,000 of such loans may instead be convertible, at the option of the applicable lender, into units of the Company at a price of $10.00 per unit upon the consummation of the Company’s initial business combination. The change in the contemplated conversion terms reflects the results of further negotiations among the parties following the consummation of the Company’s IPO. As of the date of this Amendment, no working capital loan has been made to, or entered into by, the Company, and the terms described herein represent only the terms currently contemplated by the parties and are not final or binding. The terms of any working capital loan, including the principal amount, conversion rights and other terms thereof, remain subject to further negotiation among the applicable parties and the execution of definitive loan documentation, and there can be no assurance that any such loan will be entered into on the terms described herein or at all.

As required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the Company is also filing the certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment.

This Amendment on Form 10-K/A speaks as of the filing date of the Form 10-K on February 12, 2026. Other than as set forth herein, the Form 10-K/A does not, and does not purport to, amend, update or restate any other information or disclosure included in the Form 10-K or reflect any events that have occurred since February 12, 2026. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to February 12, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Item 1A. RISK FACTORS

Our rights and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

Our initial shareholders currently hold 3,648,333 Class B ordinary shares and 245,000 private placement units. The founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. Each unit is comprised of one Class A ordinary share and one-seventh (1/7) of one right (which is convertible into one Class A ordinary share at the closing of a business combination). In addition, if our Sponsor, any of its affiliates or certain of our directors and officers make any working capital loans, the parties currently contemplate that up to $1,500,000 of such loans may be converted into units of the Company upon the consummation of our initial business combination at a price of $10.00 per unit. Prior to the closing of our IPO, the parties had contemplated that such working capital loans would be convertible into Class A ordinary shares at a price of $10.00 per share. Following the closing of our IPO, further negotiations among the parties resulted in the revised terms described above. As of the date of this Amendment, no working capital loans have been made or entered into, and the terms of any such loans are not final or binding and remain subject to further negotiation and definitive loan documentation. There can be no assurance that any such loan will be entered into on the terms described herein or at all. To the extent we issue Class A ordinary shares to effectuate an initial business combination, the potential issuance of a substantial number of additional Class A ordinary shares upon conversion of these rights or upon conversion of these working capital loans into units and the conversion of the securities underlying such units could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the initial business combination. Therefore, our rights and founder shares, together with any securities issued upon conversion of such working capital loans, may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The private placement units are identical to the units sold in the Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) the ordinary shares underlying the units will not be redeemable by us, and (ii) the private placement units and the securities underlying such units (including the Class A ordinary shares issuable upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until the completion of our initial business combination.

PART III

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

Simultaneously with the closing of the IPO, the Company’s Sponsor and CCM purchased an aggregate of 245,000 Private Units and 115,000 Private Units, respectively, at a price of $10.00 per Private Unit for an aggregate purchase price of $3,600,000. Each Private Unit consists of one ordinary share (“Private Share”) and one-seventh (1/7) of one right (“Private Right”). Each Private Right will convert into one ordinary share upon the consummation of a Business Combination. The proceeds from the Private Units were added to the proceeds from the IPO which were deposited in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless. Private Units and all underlying securities will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor, its affiliates or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be converted into units of the Company upon the consummation of our initial business combination at a price of $10.00 per unit. Prior to the closing of our IPO, the parties had contemplated that such working capital loans would instead be convertible into Class A ordinary shares at a price of $10.00 per share. Following the closing of our IPO, further negotiations among the parties resulted in the revised terms described above. As of the date of this Amendment, no working capital loans have been made or entered into, and the terms of any such loans are not final or binding and remain subject to further negotiation and definitive loan documentation and there can be no assurance that any such loan will be entered into on the terms described herein or at all. We do not expect to seek loans from parties other than our Sponsor, its affiliates or certain of our directors and officers, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

The holders of the (i) founder shares, (ii) private placement units, and Class A ordinary shares underlying the private placement units, and (iii) any Class A ordinary shares underlying the units that may be issued upon conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement dated October 6, 2025 requiring us to register our securities held by them for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). The registration rights are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Registration Rights.”

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

•

repayment of loans which may be made by our Sponsor, its affiliates or certain of our directors and officers to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be converted into units of the Company upon the consummation of our initial business combination at a price of $10.00 per unit. Prior to the closing of our IPO, the parties had contemplated that such working capital loans would instead be convertible into Class A ordinary shares at a price of $10.00 per share. Following the closing of our IPO, further negotiations among the parties resulted in the revised terms described above. As of the date of this Amendment, no working capital loans have been made or entered into, and the terms of any such loans are not final or binding and remain subject to further negotiation and definitive loan documentation and there can be no assurance that any such loan will be entered into on the terms described herein or at all.

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

* Filed herewith.

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

Signature	Title	Date

/s/ Edward Cong Wang	Chief Executive Officer	November 3, 2026
Edward Cong Wang	(Principal Executive Officer) and Chairman

/s/ Ziqi Zhao	Chief Financial Officer	November 3, 2026
Ziqi Zhao	(Principal Financial Officer)

/s/ Manuel C. Menendez III	Director	November 3, 2026
Manuel C. Menendez III

/s/ Raymond J. Gibbs	Director	November 3, 2026
Raymond J. Gibbs

/s/ Stephen Yas	Director	November 3, 2026
Stephen Yas

